Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 1 L P
filed 1996-05-14
CIK 868664

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-18854

               ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0303870
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                  Issuer's telephone number   (713) 358-8401


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                               MARCH 31,
ASSETS                                                            1996
                                                         ---------------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                   $             26,844
  Accounts receivable - oil & gas sales                                55,955
  Other current assets                                                  4,224
                                                         ---------------------

Total current assets                                                   87,023
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,603,452
  Less  accumulated depreciation and depletion                      1,212,243
                                                         ---------------------

Property, net                                                         391,209
                                                         ---------------------

TOTAL                                                    $            478,232
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                      $             79,215




PARTNERS' CAPITAL:
   Limited partners                                                   376,394
   General partner                                                     22,623
                                                         ---------------------

Total partners' capital                                               399,017
                                                         ---------------------

TOTAL                                                    $            478,232
                                                         =====================



See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------

(UNAUDITED)                                            THREE MONTHS ENDED
                                                  ---------------------------

                                                  MARCH 31,        MARCH 31,
                                                    1996             1995
                                                -------------    ------------

REVENUES:
  Oil and gas sales                             $     96,031         113,416
                                                -------------    ------------

EXPENSES:
  Depreciation, depletion and amortization            19,352          38,490
  Impairment of property                              84,631               -
  Lease operating expenses                            52,544          57,476
  Production taxes                                     6,990           7,800
  General and administrative                          10,536          13,159
                                                -------------    ------------

Total expenses                                       174,053         116,925
                                                -------------    ------------

LOSS FROM OPERATIONS                                 (78,022)         (3,509)
                                                -------------    ------------

OTHER INCOME:
  Gain from sale of property                             936               -
                                                -------------    ------------

NET LOSS                                        $    (77,086)         (3,509)
                                                =============    ============



See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------

(UNAUDITED)
                                                       THREE MONTHS ENDED
                                                    ---------------------------

                                                      MARCH 31,      MARCH 31,
                                                        1996           1995
                                                    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $   (77,086)    $   (3,509)
                                                    ------------    -----------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation, depletion and amortization              103,983         38,490
  Gain on sale of property                                 (936)             -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                  (3,873)        (1,922)
  Other current assets                                        -            263
Increase (decrease) in:
   Accounts payable                                      30,162          1,046
   Payable to general partner                                 -        (39,068)
                                                    ------------    -----------

Total adjustments                                       129,336         (1,191)
                                                    ------------    -----------

Net cash provided (used) by operating activities         52,250         (4,700)
                                                    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                          936              -
    Property additions - development costs              (43,158)        (7,615)
                                                    ------------    -----------

Net cash used by investing activities                   (42,222)        (7,615)
                                                    ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                    (9,453)        (9,125)
                                                    ------------    -----------

NET INCREASE (DECREASE) IN CASH                             575        (21,440)

CASH AT BEGINNING OF YEAR                                26,269         29,576
                                                    ------------    -----------

CASH AT END OF PERIOD                               $    26,844     $    8,136
                                                    ============    ===========










See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $8,508 representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1996.

3. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $84,631 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

4. Effective January 1, 1996, the Company sold its interest in the Nunley Ranch acquisition for $936. The Company recognized a gain of $936 on the sale.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $113,416 in 1995 to $96,031 in 1996. This represents a decrease of $17,385 (15%). Oil sales decreased by $4,824 or 8%. An 8% decrease in average oil sales prices reduced sales by $5,230. This increase was partially offset by a 1% increase in oil production. Gas sales decreased by $12,561 or 26%. A 40% decrease in gas production reduced sales by $19,464. This decrease was partially offset by a 23% increase in average gas sales prices. The increase in oil production was primarily the result of increased production from the FEC acquisition in which the Company obtained additional interests from farmouts in the first quarter of 1995. The lower average oil sales price was primarily the result of lower expenses incurred on the FEC acquisition, on which the Company pays a net profits royalty, partially offset by higher prices in the overall market for the sale of oil. The decrease in gas production was primarily a result of the sale of the Nunley Ranch acquisition effective January 1, 1996, coupled with natural production declines which were especially pronounced on the Binger acquisition. The changes in average gas prices correspond with changes in the overall market for the sale of gas.

Lease operating expenses decreased from $57,476 in the first quarter of 1995 to $52,544 in the first quarter of 1996. The decrease of $4,932 (9%) is primarily due to lower operating costs incurred on the FEC acquisition in 1996.

Depreciation and depletion expense decreased from $33,960 in the first quarter of 1995 to $19,352 in the first quarter of 1996. This represents a decrease of $14,608 (43%). The changes in production, noted above, reduced depreciation and depletion expense by $7,953. A 26% decrease in the depletion rate reduced depreciation and depletion expense by an additional $6,655. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $84,631 in the first quarter of 1996.

Effective January 1, 1996, the Company sold its interest in the Nunley Ranch acquisition for $936. The Company recognized a gain of $936 on the sale.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $84,631 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased from $13,159 in the first quarter of 1995 to $10,536 in the first quarter of 1996. This decrease of $2,623 (20%) is primarily due to less staff time being required to manage the Company's operations, partially offset by $2,097 higher direct expenses incurred by the Company in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

TThe Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                          PART II.  OTHER INFORMATION

      Item 1.  Legal proceedings.

               None

      Item 2.  Changes in securities.

               None

      Item 3.  Defaults upon senior securities.

               Not Applicable

      Item 4.  Submission of matters to a vote of security holders.

               Not Applicable

      Item 5.  Other information.

               Not Applicable

      Item 6.  Exhibits and reports on Form 8-K.

               (a) There are no exhibits to this report.

               (b) The  Company  filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                     SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                  PROGRAM V - SERIES 1, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                               By:   /s/  R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                 By:    /s/   James A. Klein
                                                ------------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer