Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 1 L P
filed 1996-08-14
CIK 868664

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                           Issuer's telephone number:
                                 (713) 358-8401

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                  Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                  Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.
BALANCE SHEET
- -----------------------------------------------------------------------------

                                                                JUNE 30,
ASSETS                                                            1996
                                                             --------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                       $      19,326
  Accounts receivable - oil & gas sales                             54,140
  Other current assets                                               4,186
                                                             --------------

Total current assets                                                77,652
                                                             --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          1,583,003
  Less  accumulated depreciation and depletion                   1,217,825
                                                             --------------

Property, net                                                      365,178
                                                             --------------

TOTAL                                                        $     442,830
                                                             ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $      61,661
   Payable to general partner                                        1,104
                                                             --------------

Total current liabilities                                           62,765
                                                             --------------

PARTNERS' CAPITAL:
   Limited partners                                                358,712
   General partner                                                  21,353
                                                             --------------

Total partners' capital                                            380,065
                                                             --------------

TOTAL                                                        $     442,830
                                                             ==============



See accompanying notes to financial statements.
- -----------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
- ---------------------------------------------------------------------------


(UNAUDITED)                                          QUARTER ENDED                          SIX MONTHS ENDED
                                              --------------------------------------    --------------------------------------

                                                  JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                                    1996                  1995                 1996                 1995
                                              -----------------    -----------------    -----------------      ---------------

REVENUES:
  Oil and gas sales                             $       96,808     $         89,126     $        192,839   $          202,542
                                              -----------------    -----------------    -----------------    -----------------

EXPENSES:
  Depreciation, depletion and amortization              18,969               37,809               38,321               76,299
  Impairment of property                                     -                    -               84,631                    -
  Lease operating expenses                              65,098               39,748              117,642               97,224
  Production taxes                                       7,179                6,911               14,169               14,711
  General and administrative                             8,936                7,964               19,472               21,123
                                              -----------------    -----------------    -----------------    -----------------

Total expenses                                         100,182               92,432              274,235              209,357
                                              -----------------    -----------------    -----------------    -----------------

LOSS FROM OPERATIONS                                    (3,374)              (3,306)             (81,396)              (6,815)
                                              -----------------    -----------------    -----------------    -----------------

OTHER INCOME:
  Gain from sale of property                                 -                    -                  936                    -
                                              -----------------    -----------------    -----------------    -----------------

NET LOSS                                        $       (3,374)    $         (3,306)    $        (80,460)  $           (6,815)
                                              =================    =================    =================    =================



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                             SIX MONTHS ENDED
                                                 -------------------------------------------------

                                                       JUNE 30,                      JUNE 30,
                                                         1996                          1995
                                                 -------------------           -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $          (80,460)           $           (6,815)
                                                 -------------------           -------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                   38,321                        76,299
  Impairment of property                                     84,631                             -
  Gain on sale of property                                     (936)                            -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                      (2,058)                       (1,258)
  Other current assets                                           38                           234
Increase (decrease) in:
   Accounts payable                                          12,608                        (4,719)
   Payable to general partner                                 1,104                       (65,977)
                                                 -------------------           -------------------

Total adjustments                                           133,708                         4,579
                                                 -------------------           -------------------

Net cash provided (used) by operating activities             53,248                        (2,236)
                                                 -------------------           -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                              936                             -
    Property additions - development costs                  (36,096)                       (7,262)
                                                 -------------------           -------------------

Net cash used by investing activities                       (35,160)                       (7,262)
                                                 -------------------           -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                       (25,031)                       (9,125)
                                                 -------------------           -------------------

NET (DECREASE) IN CASH                                       (6,943)                      (18,623)

CASH AT BEGINNING OF YEAR                                    26,269                        29,576
                                                 -------------------           -------------------

CASH AT END OF PERIOD                            $           19,326            $           10,953
                                                 ===================           ===================


See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $11,321 representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $96,808 in 1996 from $89,126 in 1995. This represents an increase of $7,682 (9%). Oil sales increased by $2,829 (5%). A 19% increase in the average oil sales price increased sales by $9,058. This increase was partially offset by an 11% decrease in oil production. Gas sales increased by $4,853 (14%). A 62% increase in the average gas sales price increased sales by $14,930. This increase was partially offset by a 29% decrease in gas production. The decrease in oil production was primarily the result of natural production declines and the shut-in of production from the Binger acquisition to perform a workover. The decrease in gas production was primarily due to the sale of the Nunley Ranch acquisition, effective January 1, 1996, and the shut-in of production from the Binger acquisition to perform a workover, together with natural production declines. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased to $65,098 in the second quarter of 1996 from $39,748 in the second quarter of 1995. The increase of $25,350 is primarily due to the conversion of a well in the Binger acquisition to a gas injection well.

Depreciation and depletion expense decreased to $18,969 in the second quarter of 1996 from $33,280 in the second quarter of 1995. This represents a decrease of $14,311 (43%). The changes in production, noted above, reduced depreciation and depletion expense by $7,195. A 27% decrease in the depletion rate reduced depreciation and depletion expense by an additional $7,116. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $84,631 in the first quarter of 1996.

General and administrative expenses increased to $8,936 in the second quarter of 1996 from $7,964 in the second quarter of 1995. This increase of $972 (12%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months decreased to $192,839 in 1996 from $202,542 in 1995. This represents a decrease of $9,703 (5%). Oil sales decreased by $1,995 (2%). A 5% decrease in oil production reduced sales by $6,425. This decrease was partially offset by a 4% increase in the average oil sales price. Gas sales decreased by $7,708 (9%). A 35% decrease in gas production reduced sales by $29,008. This decrease was partially offset by a 39% increase in the average gas sales price. The decrease in oil production was primarily the result of natural production declines and the shut-in of production from the Binger acquisition to perform a workover. The decrease in gas production was primarily due to the sale of the Nunley Ranch acquisition, effective January 1, 1996, and the shut-in of production from the Binger acquisition to perform a workover, together with natural production declines. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased to $117,642 in the first six months of 1996 from $97,224 in the first six months of 1995. The increase of $20,418 is primarily due to the conversion of a well in the Binger acquisition to a gas injection well.

Depreciation and depletion expense decreased to $38,321 in the first six months of 1996 from $67,240 in the first six months of 1995. This represents a decrease of $37,978 (50%). The changes in production, noted above, reduced depreciation and depletion expense by $17,202. A 35% decrease in the depletion rate reduced depreciation and depletion expense by an additional $20,776. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $84,631 in the first quarter of 1996.

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

General and administrative expenses decreased to $19,472 in the first six months of 1996 from $21,123 in 1995. This decrease of $1,651 (8%) is primarily due to less staff time being required to manage the Company's operations.

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

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                  (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                                    SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ENEX OIL & GAS INCOME
                                              PROGRAM V - SERIES 1, L.P.
                                                      (Registrant)



                                              By:ENEX RESOURCES CORPORATION
                                                     General Partner



                                              By: /s/ R. E. Densford
                                                      R. E. Densford
                                                Vice President, Secretary
                                              Treasurer and Chief Financial
                                                         Officer




August 13, 1996                               By: /s/ James A. Klein
                                                 -------------------
                                                       James A. Klein
                                                   Controller and Chief
                                                    Accounting Officer