Form 10QSB/A
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 1 L P
filed 1996-11-07
CIK 868664

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                                JUNE 30,
ASSETS                                                            1996
                                                             --------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                       $      19,326
  Accounts receivable - oil & gas sales                             54,140
  Other current assets                                               4,186
                                                             --------------

Total current assets                                                77,652
                                                             --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          1,583,003
  Less  accumulated depreciation and depletion                   1,217,825
                                                             --------------

Property, net                                                      365,178
                                                             --------------

TOTAL                                                        $     442,830
                                                             ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $      61,661
   Payable to general partner                                        1,104
                                                             --------------

Total current liabilities                                           62,765
                                                             --------------

PARTNERS' CAPITAL:
   Limited partners                                                358,712
   General partner                                                  21,353
                                                             --------------

Total partners' capital                                            380,065
                                                             --------------

TOTAL                                                        $     442,830
                                                             ==============


Number of $500 Limited Partner units outstanding                     4,529




See accompanying notes to financial statements.
-----------------------------------------------------------------------------
the first six months of 1995. The increase of $20,418 is primarily due to the conversion of a well in the Binger acquisition to a gas injection well.

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


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $84,631 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.


General and administrative expenses decreased to $19,472 in the first six months of 1996 from $21,123 in 1995. This decrease of $1,651 (8%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.


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


                                                  ENEX OIL & GAS INCOME
                                              PROGRAM V - SERIES 1, L.P.
                                                      (Registrant)



                                              By:ENEX RESOURCES CORPORATION
                                                     General Partner



                                              By: /s/ R. E. Densford
                                                      R. E. Densford
                                                Vice President, Secretary
                                              Treasurer and Chief Financial
                                                         Officer





November 7, 1996                               By: /s/ James A. Klein
                                                 -------------------
                                                       James A. Klein
                                                   Controller and Chief
                                                    Accounting Officer