Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 1 L P
filed 1996-11-14
CIK 868664

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                   September 30,
ASSETS                                                                  1996
                                                               ----------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                         $     11,061
  Accounts receivable - oil & gas sales                              56,202
  Other current assets                                                4,186
                                                               -------------

Total current assets                                                 71,449
                                                               -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           1,597,105
  Less  accumulated depreciation and depletion                    1,237,574
                                                               -------------

Property, net                                                       359,531
                                                               -------------

TOTAL                                                          $    430,980
                                                               =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $     37,914
                                                               -------------

PARTNERS' CAPITAL:
   Limited partners                                                 368,439
   General partner                                                   24,627
                                                               -------------

Total partners' capital                                             393,066
                                                               -------------

TOTAL                                                          $    430,980
                                                               =============

Number of $500 Limited Partner units outstanding                      2,736



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                                       QUARTER ENDED                        NINE MONTHS ENDED
                                             ------------------------------------    ----------------------------------------

                                             September 30,        September 30,        September 30,         September 30,
                                                 1996                  1995                 1996                  1995
                                             ---------------    -----------------    -----------------      -----------------

REVENUES:
  Oil and gas sales                           $     101,518     $         81,240     $        294,357   $            283,782
                                             ---------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation, depletion and amortization           19,749               29,502               58,070                105,801
  Impairment of property                                  -                    -               84,631                      -
  Lease operating expenses                           40,554               44,333              158,196                141,557
  Production taxes                                    6,941                5,117               21,131                 19,828
  General and administrative                          7,929                8,213               27,401                 29,336
                                             ---------------    -----------------    -----------------    -------------------

Total expenses                                       75,173               87,165              349,429                296,522
                                             ---------------    -----------------    -----------------    -------------------

LOSS FROM OPERATIONS                                 26,345               (5,925)             (55,072)               (12,740)
                                             ---------------    -----------------    -----------------    -------------------

OTHER INCOME:
  Gain from sale of property                              -                    -                  957                      -
                                             ---------------    -----------------    -----------------    -------------------

NET LOSS                                      $      26,345     $         (5,925)    $        (54,115)  $            (12,740)
                                             ===============    =================    =================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                              NINE MONTHS ENDED
                                                     -------------------------------------------------

                                                        September 30,                 September 30,
                                                             1996                          1995
                                                     -------------------           -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                           $          (54,115)           $          (12,740)
                                                     -------------------           -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                       58,070                       105,801
  Impairment of property                                         84,631                             -
  Gain from sale of property                                       (957)                            -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                          (4,120)                        6,071
  Other current assets                                               38                            44
Increase (decrease) in:
   Accounts payable                                             (11,139)                           70
   Payable to general partner                                         -                       (68,520)
                                                     -------------------           -------------------

Total adjustments                                               126,523                        43,466
                                                     -------------------           -------------------

Net cash provided by operating activities                        72,408                        30,726
                                                     -------------------           -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                  957                             -
    Property additions - development costs                      (50,198)                      (31,421)
                                                     -------------------           -------------------

Net cash used by investing activities                           (49,241)                      (31,421)
                                                     -------------------           -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                           (38,375)                      (18,567)
                                                     -------------------           -------------------

NET (DECREASE) IN CASH                                          (15,208)                      (19,262)

CASH AT BEGINNING OF YEAR                                        26,269                        29,576
                                                     -------------------           -------------------

CASH AT END OF PERIOD                                $           11,061            $           10,314
                                                     ===================           ===================




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $10,580 representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $84,631 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

5. Effective January 1, 1996, the Company sold its interest in the Nunley Ranch acquisition for $957. The Company recognized a gain of $957 on the sale.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $101,518 in 1996 from $81,240 in 1995. This represents an increase of $20,278 (25%). Oil sales increased by $12,896 (23%). A 15% increase in the average oil sales price increased sales by $4,292. An 8% increase in oil production increased sales by an additional $8,604 . Gas sales increased by $7,382 (28%). A 32% increase in the average gas sales price increased sales by $8,456. This increase was partially offset by a 4% decrease in gas production. The increase in oil production was primarily the result of higher production from the Binger acqusitition which underwent the conversion of a well to a gas injection well. The decrease in gas production was primarily due to natural production declines partially offset by higher production from the Binger acquisition, as noted above. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased to $40,554 in the third quarter of 1996 from $44,333 in the third quarter of 1995. The increase of $3,779 is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $19,749 in the third quarter of 1996 from $26,483 in the third quarter of 1995. This represents a decrease of $6,734 (25%). A 34% decrease in the depletion rate reduced depreciation and depletion expense by $7,128. This decrease was partially offset the changes in the production noted above. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $84,631 in the first quarter of 1996.

General and administrative expenses decreased to $7,929 in the third quarter of 1996 from $8,213 in the third quarter of 1995. This decrease of $284 (3%) is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months increased to $294,357 in 1996 from $283,782 in 1995. This represents a increase of $10,575 (4%). Oil sales increased by $10,901 (6%). This increase was due mainly to an 8% increase in the average oil sales price which increased sales by $13,710 . This increase partially offset by 2% decrased in production. Gas sales decreased by $326. A 28% decrease in gas production reduced sales by $30,050. This decrease was offset partially by a 38% increase in the average gas sales price. The decrease in gas production was primarily due to the sale of the Nunley Ranch acquisition, effective January 1, 1996, and the shut-in of production from the Binger acquisition to perform a workover in 1996, together with natural production declines. The decrease in oil production was primarly due to natural production decline. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased to $158,196 in the first nine months of 1996 from $141,557 in the first nine months of 1995. The increase of $16,639 (12%) is primarily due to the conversion of a well in the Binger acquisition to a gas injection well.

Depreciation and depletion expense decreased to $58,070 in the first nine months of 1996 from $93,723 in the first nine months of 1995. This represents a decrease of $35,653 (38%). The changes in production, noted above, reduced depreciation and depletion expense by $15,098. A 26% decrease in the depletion rate reduced depreciation and depletion expense by an additional $20,555. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $84,631 in the first quarter of 1996.

Effective January 1, 1996, the Company sold its interest in the Nunley Ranch acquisition for $957. The Company recognized a gain of $957 on the sale.

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

General and administrative expenses decreased to $27,401 in the first nine months of 1996 from $29,336 in 1995. This decrease of $1,935 (7%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                  (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                                   ENEX OIL & GAS INCOME
                                               PROGRAM V - SERIES 1, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




November 13, 1996                              By: /s/ James A. Klein
                                                  -------------------
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer