Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 1 L P
filed 1997-01-08
CIK 868664

--------------------------------------------------------------------


--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  AMENDMENT III


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

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

                                     PART II


Item 5.      Market for Common Equity and Related Security Holder Matters

Market Information

             There is no established public trading market for the Company's outstanding limited partnership interests.


Number of Equity Security Holders

                                              Number of Record Holders
               Title of Class                   (as of March 1, 1996)

              -----------------           ----------------------------------


          General Partner's Interests                     1

          Limited Partnership Interests                  448



Dividends

          The Company made cash distributions to partners of $4 and $16 per $500 investment in 1995 and 1994 respectively. The Company suspended the payment of a distribution in the fourth quarter of 1995. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors. Based upon current projected cash flow from the properties, it is anticipated that the Company will make periodic distributions.

Item 6.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

            This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

            Oil and gas sales decreased to $379,825 in 1995 from $399,340 in 1994. This represents a decrease of $19,515 or 5%. Oil sales increased by $18,448 or 9%. A 21% increase in the average oil sales price increased sales by $40,063. This increase was partially offset by a 10% decrease in oil production. Gas sales decreased by $37,963 or 20%. A 4% decline in gas production reduced sales by $7,892. A 17% decrease in the average gas sales price reduced sales by an additional $30,071. The decline in oil production was primarily due to natural production declines. The slight decrease in gas production was due to natural production declines, partially offset by the Company obtaining additional interests in the FEC acquisition from farmouts which achieved payout in the fourth quarter of 1994. The increase in the average oil sales price was a result of relatively higher production from properties with a higher oil sales price coupled with higher prices in the overall market for the sale of oil. The lower average gas sales price corresponds with lower prices in the overall market for the sale of gas.

            Lease operating expenses were $187,940 in 1995 as compared with $238,091 in 1994. The decrease of $50,151 or 21% was primarily due to the declines in production, noted above.

            Depreciation and depletion expense was $161,160 in 1995 as compared with $194,030 in 1994. This represents a decrease of $32,870 or 17%. The changes in production, noted above, caused depreciation and depletion expense to decrease by $13,724, while an 11% decrease in the depletion rate reduced depreciation and depletion expense by an additional $19,146. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $233,148 impairment in December 1994, coupled with upward revisions of the oil and gas reserves during 1995.

            Due to reserve revisions and lower prices, the Company recorded an impairment of property for $233,148, in 1994, which represented the excess of the net capitalized costs over the undiscounted future net revenues of the reserves.

            General and administrative expenses were $42,067 in 1995 as compared with $56,593 in 1994. This decrease of $14,526 or 26% was primarily due to less staff time being required to manage the Company's operations and a $1,335 decrease in direct expenses incurred by the Company.

Capital Resources and Liquidity


            The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute all of the Company's available net cash flow provided by operating, financing and investing activities to the Company's partners.


            The Company temporarily discontinued the payment of distributions in 1995. Distributions decreased from 1995 to 1994 due to lower revenues in 1995, as noted above. Future distributions are dependent upon, among other things, the sales price received for oil and gas. The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt. Based upon current projected cash flow from the properties, it is anticipated that the Company will make periodic distributions as cash becomes available.

            At December 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.      Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT


The Partners
Enex Oil & Gas Income
  Program V - Series 1, L.P.:


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program V - Series 1, L.P. (a New Jersey limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program V Series 1, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Oil & Gas Income Program V - Series 1, L.P. at December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $      26,269
  Accounts receivable - oil & gas sales                                52,082
  Other current assets                                                  4,224
                                                                --------------

Total current assets                                                   82,575
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             2,121,618
  Less  accumulated depreciation and depletion                      1,669,584
                                                                --------------

Property, net                                                         452,034
                                                                --------------

TOTAL                                                           $     534,609
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $      49,053


PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   464,675
   General partner                                                     20,881
                                                                --------------

Total partners' capital                                               485,556
                                                                --------------

TOTAL                                                           $     534,609
                                                                ==============


Number of $500 Limited Partner units outstanding                        4,529



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------------

1.           PARTNERSHIP ORGANIZATION

             Enex Oil & Gas Income Program V-Series 1, L.P. (the "Company"), a New Jersey limited partnership, commenced operations on September 11, 1990, for the purpose of acquiring proved oil and gas properties. Total limited partner contributions were $2,264,552, of which $22,646 was contributed by Enex Resources Corporation ("Enex"), the general partner.

             In accordance with the partnership agreement, the Company paid commissions of $218,173 for solicited subscriptions to Enex Securities Corporation, a subsidiary of Enex, and reimbursed Enex for organization expenses of approximately $91,000.

             Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                  Limited
                                                        Enex      Partners

             Commissions and selling expenses                       100%
             Company reimbursement of organization
               expense                                              100%
             Company property acquisition                           100%
             General and administrative costs            10%         90%
             Costs of drilling and completing
               development wells                         10%         90%
             Revenues from temporary investment of
               partnership capital                                  100%
             Revenues from producing properties          10%         90%
             Operating costs (including general and
               administrative costs associated with
               operating producing properties)           10%         90%

             At the point in time when the cash distributions to the limited partners equal their subscriptions ("payout"), the costs of drilling and completing development wells, revenues from producing properties, general and administrative costs and operating costs will be allocated 15% to the general partner and 85% to the limited partners.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of all development wells are capitalized. Capitalized costs are amortized on the units-of-production method based on estimated total proved reserves. The acquisition costs of improved oil and gas properties are capitalized and periodically assessed for impairment.

             The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


             Organization Costs - Organization costs are being amortized on a straight-line basis over a five-year period.

             Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

             General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

4.           PAYABLE TO GENERAL PARTNER

             The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. The Company plans to repay the amounts owed to the general partner in 1996.

5.           SIGNIFICANT PURCHASERS

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

6.           IMPAIRMENT OF PROPERTY

             A noncash write-down of capitalized costs of $233,148 was made in December, 1994. The write-down was computed as the excess of the net capitalized costs over the undiscounted future net revenues from proved oil and gas reserves. The undiscounted future net revenues were computed using certain arbitrary assumptions such as holding oil and gas prices constant at the prices in effect at the time of the computation.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


             Not Applicable

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

                                      ENEX OIL AND GAS INCOME PROGRAM V -
                                             SERIES 1, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




December 23, 1996                       By:     /s/   G. B. Eckley
                                              -------------------
                                                     G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.



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