Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 1 L P
filed 1997-01-08
CIK 868664

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
                                             ===============    =================    =================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                                                    PER $500
                                                                                    LIMITED
                                                                                    PARTNER
                                                 GENERAL           LIMITED          UNIT OUT-
                                  TOTAL          PARTNER          PARTNERS          STANDING
                               --------------   -------------    --------------     --------

BALANCE, JANUARY 1, 1994       $   1,008,178    $     11,289      $    996,889      $   220

CASH DISTRIBUTIONS                   (82,396)         (8,237)          (74,159)         (16)

NET INCOME (LOSS)                   (371,744)          7,355          (379,099)         (84)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1994           554,038          10,407           543,631          120

CASH DISTRIBUTIONS                   (18,567)         (1,857)          (16,710)          (4)

NET INCOME (LOSS)                    (49,915)         12,331           (62,246)         (14)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1995     $     485,556    $     20,881       $   464,675      $   102

CASH DISTRIBUTIONS                   (38,375)         (5,111)          (33,264)          (7)

NET INCOME (LOSS)                     54,115           8,859           (62,974)         (14)
                               --------------   -------------    --------------     --------

BALANCE, SEPTEMBER 30, 1996    $     393,066    $     24,629       $   368,437 (1)  $    81
                               ==============   =============    ==============     ========

(1)  Includes 545 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

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


4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $84,631 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.


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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $84,631 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.


General and administrative expenses decreased to $27,401 in the first nine months of 1996 from $29,336 in 1995. This decrease of $1,935 (7%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.


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


                                                   ENEX OIL & GAS INCOME
                                               PROGRAM V - SERIES 1, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




December 23, 1996                              By: /s/ James A. Klein
                                                  -------------------
                                                       James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer