Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 1 L P
filed 1997-02-03
CIK 868664

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------

                                                            1995                  1994
                                                    -------------------    -------------------

REVENUES:
  Oil and gas sales                                 $          379,825       $        399,340
                                                    -------------------    -------------------

EXPENSES:
  Depreciation, depletion and amortization                     173,238                212,146
  Impairment of property                                             -                233,148
  Lease operating expenses                                     187,940                238,091
  Production taxes                                              26,495                 31,106
  General and administrative:
    Allocated from general partner                              37,479                 50,670
    Direct expense                                               4,588                  5,923
                                                    -------------------    -------------------

Total expenses                                                 429,740                771,084
                                                    -------------------    -------------------

NET LOSS                                            $          (49,915)     $        (371,744)
                                                    ===================    ===================


See accompanying notes to financial statements.
--------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------

                                                                                                   PER $500
                                                                                                     LIMITED
                                                                                                     PARTNER
                                                         GENERAL               LIMITED              UNIT OUT-
                                     TOTAL               PARTNER              PARTNERS              STANDING
                              ------------------   ------------------    -------------------   ------------------

BALANCE, JANUARY 1, 1994      $       1,008,178    $          11,289        $       996,889    $             220

CASH DISTRIBUTIONS                      (82,396)              (8,237)               (74,159)                 (16)

NET INCOME (LOSS)                      (371,744)               7,355               (379,099)                 (84)
                              ------------------   ------------------    -------------------   ------------------

BALANCE, DECEMBER 31, 1994              554,038               10,407                543,631                  120

CASH DISTRIBUTIONS                      (18,567)              (1,857)               (16,710)                  (4)

NET INCOME (LOSS)                       (49,915)              12,331                (62,246)                 (14)
                              ------------------   ------------------    -------------------   ------------------

BALANCE, DECEMBER 31, 1995    $         485,556    $          20,881        $       464,675 (1)$             102
                              ==================   ==================    ===================   ==================



(1)  Includes 505 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                                                      II-6



ENEX OIL AND GAS INCOME PROGRAM V - SERIES 1, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------

                                                          1995                    1994
                                                  -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $          (49,915)        $       (371,744)
                                                  -------------------      -------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                   173,238                  212,146
  Impairment of property                                           -                  233,148
(Increase) decrease in:
  Accounts receivable - oil & gas sales                       (4,721)                   3,283
  Other current assets                                           263                    2,456
Increase (decrease) in:
   Accounts payable                                           (1,847)                 (13,729)
   Payable to general partner                                (68,520)                  27,838
                                                  -------------------      -------------------

Total adjustments                                             98,413                  465,142
                                                  -------------------      -------------------

Net cash provided by operating activities                     48,498                   93,398
                                                  -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                   (33,238)                 (10,876)
                                                  -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                        (18,567)                 (82,396)
                                                  -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                               (3,307)                     126

CASH AT BEGINNING OF YEAR                                     29,576                   29,450
                                                  -------------------      -------------------

CASH AT END OF YEAR                               $           26,269          $        29,576
                                                  ===================      ===================



See accompanying notes to financial statements.
------------------------------------------------------------------

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

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:

                                                                    Allocable to         Per $500 Limited
                                                         ----------------------------
                                                           General         Limited        Partner Unit
                                           TOTAL           Partner        Partners        Outstanding
                                        --------------   --------------  ------------    ----------------
Net income (loss) as reflected in the
     accompanying financial statements  $     (49,915)   $      12,331       (62,246)                (14)
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                      (22,803)          (2,280)      (20,523)                 (5)
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                       (15,280)               -       (15,280)                 (3)
                                        --------------   --------------  ------------    ----------------

Net income (loss) for federal
   income tax purposes                  $     (87,998)   $      10,051       (98,049)                (22)
                                        ==============   ==============  ============    ================

Net income  (loss) for income tax  purposes  is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                            Allocable to            Per $500 Limited
                                                                 -----------------------------
                                                                   General          Limited           Partner Unit
                                                   TOTAL           Partner         Partners           Outstanding
                                               ---------------   --------------  ----------------- ------------------
Partners' capital as reflected in the
     accompanying financial statements         $      485,556    $      20,881        464,675                    102
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                              (99,153)          (9,915)       (89,238)                   (19)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                     224,688                -        224,688                     50
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                              218,173                -        218,173                     48
                                               ---------------   --------------  -------------    -------------------

Partners' capital for federal
     income tax purposes                       $      829,264    $      10,966        818,298                    181
                                               ===============   ==============  =============    ===================

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

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                        Per $500                             Per $500
                                                        Limited           Natural            Limited
                                         Oil          Partner Unit          Gas            Partner Unit
                                       (BBLS)         Outstanding          (MCF)           Outstanding
                                      ------------   ---------------   --------------    -----------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:

January 1, 1994                            52,172                10          557,438                  111

    Revisions of previous estimates        (3,463)               (1)         (23,889)                  (5)
    Production                            (12,494)               (2)         (84,952)                 (17)
                                      ------------   ---------------   --------------    -----------------

December 31, 1994                          36,215                 7          448,597                   89

    Revisions of previous estimates         9,414                 2           95,090                   19
    Production                            (11,222)               (2)         (81,273)                 (16)
                                      ------------   ---------------   --------------    -----------------

December 31, 1995                          34,407                 7          462,414                   92
                                      ============   ===============   ==============    =================


PROVED DEVELOPED RESERVES:

  January 1, 1994                          52,172                10          557,438                  111
                                      ============   ===============   ==============    =================

  December 31, 1994                        36,215                 7          448,597                   89
                                      ============   ===============   ==============    =================

  December 31, 1995                        34,407                 7          462,414                   92
                                      ============   ===============   ==============    =================


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


              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein



                                       S-1

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director