Form 10KSB
period 1996-12-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 1 L P
filed 1997-03-31
CIK 868664

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                   For the fiscal year ended December 31, 1996


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

                                    Yes x No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

       State issuer's revenues for its most recent fiscal year. $ 403,034

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.


Item No.                           Part I                         Page
--------                           --------                     ------



       1     Description of Business                             I-1

       2     Description of Property                             I-3

       3     Legal Proceedings                                   I-5

       4     Submission of Matters to a Vote
             of Security Holders                                 I-5


                                   Part II
                                  ---------


       5     Market for Common Equity and
             Related Security Holder Matters                    II-1

       6     Management's Discussion and Analysis
             or Plan of Operation                               II-2

       7     Financial Statements and Supplementary
             Data                                               II-4

       8     Changes In and Disagreements With Accountants
             on Accounting and Financial Disclosure             II-14


                                  Part III
                                 -----------


       9     Directors, Executive Officers, Promoters and
             Control Persons; Compliance with Section 16(a)
             of the Exchange Act                                III-1

      10     Executive Compensation                             III-3

      11     Security Ownership of Certain
             Beneficial Owners and Management                   III-4

      12     Certain Relationships and Related
             Transactions                                       III-4

      13     Exhibits and Reports on Form 8-K                   III-4


             Signatures                                          S-1

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

             The Company is engaged in the oil and gas business through the ownership of various interests in producing oil and gas properties, as detailed in Item 2, below. If warranted, the Company may further develop its oil and gas properties. However, the Company does not intend to engage in significant drilling activities. Such activities may be conducted, however, as to an incidental part of the management of producing properties or with a view toward enhancing the value of producing properties. In no event will the Company engage in exploratory drilling, or use any of the limited partners' net revenues to fund exploratory drilling activities. Any developmental drilling will be financed primarily through third party borrowing or with funds provided from operations. The expenses of drilling, completing and equipping and operating development wells are allocated 90% to the limited partners and 10% to the general partner. See Note 1 to the Financial Statements for information relating to the allocation of costs and revenues between the limited partners and the general partner. The Company's operations are concentrated in a single industry segment.

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

     The Company has no employees. On March 1, 1997, Enex and its subsidiaries employed 23 persons.

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

             Koch Oil Company, Amoco Production Corporation and Anson Gas Marketing accounted for 34%, 24%, and 18%, respectively, of the Company's 1996 sales. Koch Oil Company, Amoco Production Corporation, Phillips 66 and Anson Gas Marketing accounted for 24%, 21%, 18% and 16%, respectively, of the Company's 1995 sales. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.

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

             Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or loss from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.

             In order to prevent the adverse tax consequences that would affect the limited partners if the Company's limited partnership interests were to become publicly traded in the future, the general partner may, after final regulations have been issued by the Internal Revenue Service, submit to a vote of limited partners a proposal to amend the Company's agreement of limited partnership to provide, among other things, (a) that Enex shall have the right to refuse to recognize any transfer of limited partnership interests if it believes that such transfer occurred on a secondary market or the substantial equivalent thereof; and (b) that all assignors and assignees of the limited partnership interests shall be required to represent to Enex that any transfer of limited partnership interests did not, to the best of their knowledge, occur on a secondary market or the substantial equivalent thereof.


Item 2.      Description of Property

             Presented   below  is  a   summary   of  the   Company's   property
acquisitions.

             NUNLEY RANCH A acquisition. Working interests in 3 wells located in La Salle County, Texas, were purchased for $542,247 from Cashco Oil Co, et. al., effective November 1, 1990. Enex has assumed operations of the acquisition. The Company sold its interests in the Nunley Ranch A acquisition effective January 1, 1996.

             BINGER acquisition. Working interests in 60 producing wells in Caddo County, Oklahoma were purchased for $225,179 from Oryx Energy effective
October 1, 1990. The Binger acquisition is operated by Phillips Petroleum Corporation. The Company owns working interests ranging from 0.89% to 32.813% in the wells in the Binger acquisition at December 31, 1996.

             FEC acquisition. Working interests in 68 producing wells in Kansas, Wyoming and Oklahoma were purchased for $1,218,371 effective March 1, 1991. The FEC acquisition is operated by ten different oil and gas production companies. The Company owns working interests ranging from 0.45% to 11.70% and royalty override interests ranging from 0.211% to 0.227% in the wells in the FEC acquisition.

             Purchase price as used above is defined as the actual contract price plus finders' fees, if applicable. Miscellaneous acquisition expenses, subsequent capital items, etc. are not included.

Oil and Gas Reserves

             For quantitative information regarding the Company's oil and gas reserves, please see Supplementary Oil and Gas Information and related tables which follow the Notes to Financial Statements in Item 7 of this report. The Company has not filed any current oil and gas reserve estimates or included any such estimates in reports to any federal or foreign governmental authority or agency, including the Securities and Exchange Commission.

             Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H.
J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1996.


Net Oil and Gas Production

             The following table shows for the years ended December 31, 1996 and 1995, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.

                                                           1996        1995
                                                           ----        ----

Crude oil and condensate (Bbls)......................... 10,735      11,222
Natural gas (Mcf)....................................... 61,785      81,273

            The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per unit produced for the years ended December 31, 1996 and 1995. The average prices and production cost per equivalent barrel are higher than average market prices and costs due to the payment of net profit royalties. The payment of such royalties has no impact on the Company's net revenues or cash flows.

                                                   1996              1995
                                                   ----              ----

Average sales price per barrel of oil....... $   22.77          $   20.61
Average sales price per Mcf of gas..........      2.57               1.83
Average production cost per equivalent
  barrel of production......................     11.21               8.66

Item 3.  Legal Proceedings


             There are no material pending legal proceedings to which the Company is a party.


Item 4.  Submission of Matters to a Vote of Security Holders

             No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.      Market for Common Equity and Related Security Holder Matters

Market Information

             There is no established public trading market for the Company's outstanding limited partnership interests.


Number of Equity Security Holders

                                            Number of Record Holders
               Title of Class                 (as of March 1, 1997)
               ---------------              -------------------------


          General Partner's Interests                   1

          Limited Partnership Interests                421



Dividends

          The Company made cash distributions to partners of $12 and $3 per $500 investment in 1996 and 1995 respectively. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors. Based upon current projected cash flow from the properties, it is anticipated that regular quarterly distributions will continue thru 1997.

Item 6.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

            This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

            Oil and gas sales increased to $403,034 in 1996 from $379,825 in 1995. This represents an increase of $23,209 or 6%. Oil sales increased by $13,190 or 6%. A 10% increase in the average oil sales price increased sales by $23,188. This increase was partially offset by a 4% decrease in oil production. Gas sales increased by $10,019 or 7%. A 40% increase the average gas sales price increased sales by $45,721. This increase was partially offset by a 24% decline in gas production. The decline in oil production was primarily due to natural production declines. The decrease in gas production was primarily due to the sale of the Nunley Ranch acquisition, effective January 1, 1996, and the shut-in of production from the Binger acquisition to perform a work over in 1996, together with natural production declines. The increases in average oil and gas sales prices correspond with higher prices in the overall market for the sale of oil and gas.

            Lease operating expenses were $206,260 in 1996 as compared with $187,940 in 1995. The increase of $18,320 or 10% was primarily due to the conversion of a well in the Binger acquisition to a gas injection well.

            Depreciation and depletion expense was $58,073 in 1996 as compared with $161,160 in 1995. This represents a decrease of $103,087 or 64%. The changes in production, noted above, caused depreciation and depletion expense to decrease by $24,277, while a 58% decrease in the depletion rate reduced depreciation and depletion expense by an additional $78,810. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $84,631 impairment in the first quarter of 1996, coupled with upward revisions of the oil and gas reserves during December 1996.

            Effective January 1, 1996, the Company sold its interest in the Nunley Ranch acquisition for $957. The Company recognized a gain of $957 on the sale. The impact of this sale on current and future net revenues is not expected to be material, as such interests represented approximately 4% of historical and future net revenues.

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

            General and administrative expenses were $39,986 in 1996 as compared with $42,067 in 1995. This decrease of $2,081 or 5% was primarily due to less staff time being required to manage the Company's operations.

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

            Distributions increased in 1996 from 1995 due to higher revenues in 1996, as noted above. Future distributions are dependent upon, among other things, the sales price received for oil and gas. The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt. Based upon current projected cash flow from the properties, it is anticipated that the Company will make periodic distributions as cash becomes available.

            At December 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.      Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT


The Partners
Enex Oil & Gas Income
  Program V - Series 1, L.P.:


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program V - Series 1, L.P. (a New Jersey limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program V Series 1, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Oil & Gas Income Program V - Series 1, L.P. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1997

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.

BALANCE SHEET, DECEMBER 31, 1996
------------------------------------------------------------------------------

ASSETS
                                                                  1996
                                                         ---------------------
CURRENT ASSETS:
  Cash                                                   $             24,647
  Accounts receivable - oil & gas sales                                72,772
  Other current assets                                                  4,186
                                                         ---------------------

Total current assets                                                  101,605
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                1,607,043
  Less  accumulated depletion                                       1,237,577
                                                         ---------------------

Property, net                                                         369,466
                                                         ---------------------

TOTAL                                                    $            471,071
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                      $             58,240
   Payable to general partner                                           4,798
                                                         ---------------------

Total current liabilities                                              63,038
                                                         ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   383,931
   General partner                                                     24,102
                                                         ---------------------

Total partners' capital                                               408,033
                                                         ---------------------

TOTAL                                                    $            471,071
                                                         =====================

Number of $500 Limited Partner units outstanding                        4,529



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------


                                                  1996                  1995
                                          -------------------    -------------------

REVENUES:
  Oil and gas sales                       $          403,034        $       379,825
                                          -------------------    -------------------

EXPENSES:
  Depletion                                           58,073                173,238
  Impairment of property                              84,631                      -
  Lease operating expenses                           202,260                187,940
  Production taxes                                    29,445                 26,495
  General and administrative:
    Allocated from general partner                    35,824                 37,479
    Direct expense                                     4,162                  4,588
                                          -------------------    -------------------

Total expenses                                       418,395                429,740
                                          -------------------    -------------------

LOSS FROM OPERATION                       $          (15,361)               (49,915)
                                          -------------------    -------------------

OTHER INCOME:
  Gain from sale of property                            957                       -
                                          -------------------    -------------------

NET LOSS                                  $          (14,404)     $         (49,915)
                                          ===================    ===================




See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------

                                                                                                      PER $500
                                                                                                       LIMITED
                                                                                                       PARTNER
                                                           GENERAL               LIMITED              UNIT OUT-
                                       TOTAL               PARTNER              PARTNERS              STANDING
                                ------------------   ------------------    -------------------   ------------------

BALANCE, JANUARY 1, 1995        $         554,038    $          10,407        $       543,631    $             120

CASH DISTRIBUTIONS                        (18,567)              (1,857)               (16,710)                  (3)

NET INCOME (LOSS)                         (49,915)              12,331                (62,246)                 (14)
                                ------------------   ------------------    -------------------   ------------------

BALANCE, DECEMBER 31, 1995                485,556               20,881                464,675                  103

CASH DISTRIBUTIONS                        (63,119)              (9,609)               (53,510)                 (12)

NET INCOME (LOSS)                         (14,404)              12,830                (27,234)                  (6)
                                ------------------   ------------------    -------------------   ------------------

BALANCE, DECEMBER 31, 1996      $         408,033    $          24,102        $       383,931 (1)$              85
                                ==================   ==================    ===================   ==================



(1)  Includes 545 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
-------------------------------------------------------------------------
                                      II-7

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 1, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------

                                                              1996                    1995
                                                      -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $          (14,404)          $      (49,915)
                                                      -------------------      -------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                        58,073                  173,238
  Impairment of property                                          84,631                        -
  Gain from sale of property                                        (957)                       -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                          (20,690)                  (4,721)
  Other current assets                                                38                      263
Increase (decrease) in:
   Accounts payable                                                9,187                   (1,847)
   Payable to general partner                                      4,798                  (68,520)
                                                      -------------------      -------------------

Total adjustments                                                135,080                   98,413
                                                      -------------------      -------------------

Net cash provided by operating activities                        120,676                   48,498
                                                      -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of property                               957                        -
    Property additions - development costs                       (60,136)                 (33,238)
                                                      -------------------      -------------------

Net cash used by investing activities                            (59,179)                 (33,238)
                                                      -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                            (63,119)                 (18,567)
                                                      -------------------      -------------------

NET DECREASE IN CASH                                              (1,622)                  (3,307)

CASH AT BEGINNING OF YEAR                                         26,269                   29,576
                                                      -------------------      -------------------

CASH AT END OF YEAR                                   $           24,647           $       26,269
                                                      ===================      ===================


See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------


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

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1996:

                                                                                   Allocable to            Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited           Partner Unit
                                                      TOTAL               Partner           Partners          Outstanding
                                               ------------------   ------------------  -----------------    ------------
Net income (loss) as reflected in the
     accompanying financial statements         $         (14,404)   $          12,830       $    (27,234)        $    (6)
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which were charged-off for
     federal income tax purposes                         (30,360)              (3,036)           (27,324)             (6)
Difference in gain on property sales
     for federal income tax purposes and
     the amount computed for financial
     reporting purposes                                  (73,544)                 (94)           (73,450)            (16)
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     purposes and the amount computed
     for financial reporting purposes                     11,813                    -             11,813               2
                                               ------------------   ------------------  -----------------    ------------

Net income (loss) for federal
   income tax purposes                         $        (106,495)   $           9,700       $   (116,195)        $   (26)
                                               ==================   ==================  =================    ============


Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital (deficit) as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1996:

                                                                                   Allocable to               Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited              Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  --------------------- ---------------------
Partners' capital as reflected in the
     accompanying financial statements         $         408,033    $          24,102       $    383,931                   $    85
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                (130,450)             (13,045)          (117,405)                      (26)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial reporting
     and federal income tax purposes                     163,894                    -            163,894                        36
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 218,173                    -            218,173                        48
                                               ------------------   ------------------  -----------------    ----------------------

Partners' capital for federal
     income tax purposes                       $         659,650    $          11,057       $    648,593                  $    143
                                               ==================   ==================  =================    ======================

                                      II-11

4.           PAYABLE TO GENERAL PARTNER

             The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. The Company plans to repay the amounts owed to the general partner in 1997.

5.           SIGNIFICANT PURCHASERS

             Koch Oil Company, Amoco Production Corporation and Anson Gas Marketing accounted for 34%, 24%, and 18%, respectively, of the Company's 1996 sales. Koch Oil Company, Amoco Production Corporation, Phillips 66 and Anson Gas Marketing accounted for 24%, 21%, 18% and 16%, respectively, of the Company's 1995 sales. No other purchaser individually accounted for more than 10% of such sales.

6.           SALE OF PROPERTY

             Effective January 1, 1996, the Company sold its interest in the Nunley Ranch acquisition for $957. The Company recognized a gain of $957 on the sale.

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.


SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------
Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1996. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                               Per $500                                  Per $500
                                                                Limited              Natural              Limited
                                            Oil              Partner Unit              Gas             Partner Unit
                                           (BBLS)             Outstanding             (MCF)             Outstanding
                                          -------------    ------------------   ------------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:

January 1, 1995                                 36,215                 7          448,597                   89

    Revisions of previous estimates              9,414                 2           95,090                   19
    Production                                 (11,222)               (2)         (81,273)                 (16)
                                         --------------   ---------------   --------------    -----------------

December 31, 1995                               34,407                 7          462,414                   92

    Revisions of previous estimates             16,163                 3          101,028                   20
    Production                                 (10,735)               (2)         (61,785)                 (12)
                                         --------------   ---------------   --------------    -----------------

December 31, 1996                               39,835                 8          501,657                  100
                                         ==============   ===============   ==============    =================


PROVED DEVELOPED RESERVES:

  January 1, 1995                               36,215                 7          448,597                   89
                                         ==============   ===============   ==============    =================

  December 31, 1995                             34,407                 7          462,414                   92
                                         ==============   ===============   ==============    =================

  December 31, 1996                             39,835                 8          501,657                  100
                                         ==============   ===============   ==============    =================

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


             Not Applicable

                                    PART III

------------------------------------------------------------------------------
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

              The Company's sole General Partner is Enex Resources Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

              Gerald B. Eckley. Mr. Eckley, age 70, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972-1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro-Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

              William C. Hooper, Jr. Mr. Hooper, age 59, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

              Stuart Strasner. Mr. Strasner, age 67, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.


                                      III-1

     Martin J. Freedman. Mr. Freedman, age 72, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

              James Thomas Shorney. Mr. Shorney, age 71, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 43, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

              On January 4, 1996, the SEC filed a complaint in the United States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. The SEC took the position that because Mr. Carl (1) provided substantial

                                      III-2
financial support to his mother, (2) commingled his mother's assets with his own, (3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.

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

     Robert E. Densford. Mr. Densford, age 39, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President- Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 33, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.      Executive Compensation

              The Company has no Directors or executive officers.

              The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

              The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company

                                      III-3
incurred $35,824 and $37,479 of such administrative costs payable to the General Partner in 1996 and 1995, respectively.

  Item 11.    Security Ownership of Certain Beneficial Owners and Management


                                             $500 Limited
                            Name of          Partner Units             Percent
  Title of Class       Beneficial Owner     Owned Directly            of Class

  Limited Partner       Enex Resources               545              12.0439%



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

             See Item Number 2 - "Description of Property" in this report for a description of the properties operated by Enex. Enex operates such properties under the terms of a Joint Operating Agreement ("JOA"). Overhead charges allowed to third parties under the JOA in accordance with the Council of Petroleum Accountants Societies are not charged to the Company. Such costs are considered to be within the general and administrative overhead charges allocated to the Company.

Item 13.     Exhibits and Reports on Form 8-K

                                                                      Sequential
                                                                        Page No.

                                                                  --------------


             (a)    Exhibits

                    (3)      a.   Certificate of Limited Partnership, as
                                  amended. Incorporated by reference
                                  to Exhibit 3(a) to the Company's Annual
                                  Report on Form 10-K for the year
                                  ended December 31, 1990.

                             b. Amended Agreement of Limited Partnership. Incorporated by reference to
                                  Exhibit 3(a) to the Registration Statement on Form S-1 (No. 33-34348) of
                                  Enex Oil and Gas Income Program V filed with the Securities and Exchange Commission on May 23, 1990.

                    (4)      Not Applicable

                    (10)     Not Applicable

                    (11)     Not Applicable


                                      III-4

                    (12)     Not Applicable

                    (13)     Not Applicable

                    (18)     Not Applicable

                    (19)     Not Applicable

                    (22)     Not Applicable

                    (23)     Not Applicable

                    (24)     Not Applicable

                    (25)     Not Applicable

                    (28)     Not Applicable

             (b)    Reports on Form 8-K

                    No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                      III-5

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

                                      ENEX OIL AND GAS INCOME PROGRAM V -
                                             SERIES 1, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




March 18, 1997                         By:     /s/   G. B. Eckley
                                              -------------------
                                                     G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on March 18, 1997, by the following persons in the capacities indicated.



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