Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 1 L P
filed 1997-05-15
CIK 868664

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                 MARCH 31,
ASSETS                                                              1997
                                                           ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                     $             51,440
  Accounts receivable - oil & gas sales                                  40,074
  Other current assets                                                    4,186
                                                           ---------------------

Total current assets                                                     95,700
                                                           ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               1,608,285
  Less  accumulated depreciation and depletion                        1,247,602
                                                           ---------------------

Property, net                                                           360,683
                                                           ---------------------

TOTAL                                                      $            456,383
                                                           =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $             72,054
   Payable to general partner                                             9,537
                                                           ---------------------

Total current liabilities                                                81,591
                                                           ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                     355,381
   General partner                                                       19,411
                                                           ---------------------

Total partners' capital                                                 374,792
                                                           ---------------------

TOTAL                                                      $            456,383
                                                           =====================


Number of $500 Limited Partner units outstanding                          4,529






See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

(UNAUDITED)                                      THREE MONTHS ENDED
                                            ----------------------------------

                                              MARCH 31,          MARCH 31,
                                                 1997             1996
                                          ---------------    -------------

REVENUES:
  Oil and gas sales                       $       82,059     $     96,031
                                          ---------------    -------------

EXPENSES:
  Depreciation and depletion                      10,025           19,352
  Impairment of property                               -           84,631
  Lease operating expenses                        61,477           52,544
  Production taxes                                 6,115            6,990
  General and administrative                       8,697           10,536
                                          ---------------    -------------

Total expenses                                    86,314          174,053
                                          ---------------    -------------

LOSS FROM OPERATIONS                              (4,255)         (78,022)
                                          ---------------    -------------

OTHER INCOME:
  Gain from sale of property                           -              936
                                          ---------------    -------------

NET LOSS                                  $       (4,255)     $   (77,086)
                                          ===============    =============




See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 1, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                               PER $500
                                                                                LIMITED
                                                                                PARTNER
                                                   GENERAL        LIMITED       UNIT OUT-
                                     TOTAL         PARTNER       PARTNERS       STANDING
                                ------------    -----------   ------------   --------

BALANCE, JANUARY 1, 1996        $   485,556     $   20,881    $   464,675    $   103

CASH DISTRIBUTIONS                  (63,119)        (9,609)       (53,510)       (12)

NET INCOME (LOSS)                   (14,404)        12,830        (27,234)        (6)
                                ------------    -----------   ------------   --------

BALANCE, DECEMBER 31, 1996          408,033         24,102        383,931         85

CASH DISTRIBUTIONS                  (28,986)        (5,268)       (23,718)        (5)

NET INCOME (LOSS)                    (4,255)           577         (4,832)        (1)
                                ------------    -----------   ------------   --------

BALANCE, MARCH 31, 1997         $   374,792     $   19,411    $   355,381 (1)$    79
                                ============    ===========   ============   ========


(1)  Includes 545 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                          THREE MONTHS ENDED
                                                      --------------------------

                                                          MARCH 31,        MARCH 31,
                                                             1997             1996
                                                      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $     (4,255)    $    (77,086)
                                                      -------------    -------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and depletion                                10,025           19,352
  Impairment of property                                         -           84,631
  Gain on sale of property                                       -             (936)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                     32,698           (3,873)
Increase  in:
   Accounts payable                                         13,814           30,162
   Payable to general partner                                4,739                -
                                                      -------------    -------------

Total adjustments                                           61,276          129,336
                                                      -------------    -------------

Net cash provided by operating activities                   57,021           52,250
                                                      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                               -              936
    Property additions - development costs                  (1,242)         (43,158)
                                                      -------------    -------------

Net cash used by investing activities                       (1,242)         (42,222)
                                                      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                      (28,986)          (9,453)
                                                      -------------    -------------

NET INCREASE IN CASH                                        26,793              575

CASH AT BEGINNING OF YEAR                                   24,647           26,269
                                                      -------------    -------------

CASH AT END OF PERIOD                                 $     51,440     $     26,844
                                                      =============    =============



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

2. A cash distribution was made to the limited partners of the Company in the amount of $23,718 representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

4. Effective January 1, 1996, the Company sold its interest in the Nunley Ranch acquisition for $936. The Company recognized a gain of $936 on the sale.

5. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $84,631 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

Item 2.               Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter decreased from $96,031 in 1996 to $82,059 in 1997. This represents a decrease of $13,972 (15%). Oil sales decreased by $7,222 or 12%. A 25% decrease in oil production reduced sales by $14,716. This decrease was partially offset by a 17% increase in average oil sales prices. Gas sales decreased by $6,750 or 18%. A 36% decrease in gas production reduced sales by $13,210. This decrease was partially offset by a 28% increase in average gas sales prices. The decreases in oil and gas production were primarily a result of the shut in of production from the FEC acquisition to perform a workover in the first quarter of 1997, coupled with natural production declines which were especially pronounced on the Binger acquisition. The increases in average prices correspond with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses increased from $52,544 in the first quarter of 1996 to $61,477 in the first quarter of 1997. The increase of $8,933 (17%) is primarily due to workover charges incurred on the FEC acquisition in the first quarter of 1997.

Depreciation and depletion expense decreased from $19,352 in the first quarter of 1996 to $10,025 in the first quarter of 1997. This represents a decrease of $9,327 (48%). The changes in production, noted above, reduced depreciation and depletion expense by $5,826. A 26% decrease in the depletion rate reduced depreciation and depletion expense by an additional $3,501. The rate decrease was primarily due to upward revisions of the oil and gas reserves during December 1996.

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

General and administrative expenses decreased from $10,536 in the first quarter of 1996 to $8,697 in the first quarter of 1997. This decrease of $1,839 (17%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                         (b)    The Company filed no reports on Form 8-K during
                          the quarter ended March 31, 1997.

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


                                                      ENEX OIL & GAS INCOME
                                                  PROGRAM V - SERIES 1, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                               By:   /s/  R. E. Densford
                                                  -----------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                 By:    /s/   James A. Klein
                                                ------------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer